Form 10-Q
period 2015-07-31
Kirin Corp.
filed 2015-09-21
CIK 1645316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2015

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to ___________

Commission File Number: 333-205002

Kirin Corp.
(Exact name of registrant as specified in its charter)

Nevada	36-4811247
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Paikattu House CRA 149 Areekuzhy Road Angamaly, India 683572
(Address of principal executive offices)

+91-484 4023765
(Registrant’s telephone number)

_______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer [ ] Non-accelerated filer	[ ] Accelerated filer [X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 16,000,000 common shares as of September 4, 2015.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our condensed financial statements included in this Form 10-Q are as follows:

These condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended July 31, 2015 are not necessarily indicative of the results that can be expected for the full year.

KIRIN CORP.
Balance Sheets

	July 31,	April 30,
	2015	2015
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$5,320	$12,970
Total current assets	5,320	12,970
TOTAL ASSETS	$5,320	$12,970

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$5,121	$500
Total current liabilities	5,121	500

STOCKHOLDER'S EQUITY

Preferred stock, $0.00001 par value, 100,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.00001 par value, 100,000,000 shares authorized, 16,000,000 and 13,000,000 shares issued and outstanding, respectively	160	130
Common stock subscribed	-	30
Additional paid-in capital	15,840	15,840
Subscriptions receivable	-	(3,000)
Accumulated deficit	(15,801)	(530)
Total stockholder's equity	199	12,470

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$5,320	$12,970

The accompanying notes are an integral part of these financial statements.

KIRIN CORP.
Statement of Operations
(Unaudited)

Three Months
Ended
July 31, 2015

REVENUES	$-

OPERATING EXPENSES
Professional fees	15,271
TOTAL OPERATING EXPENSES	15,271

LOSS BEFORE INCOME TAXES	(15,271)

Income tax provision	-

NET LOSS	$(15,271)

Basic and Diluted Loss per Common Share	$(0.00)

Basic and Diluted Weighted Average Common Shares Outstanding	15,934,783

The accompanying notes are an integral part of these financial statements.

KIRIN CORP.
Statement of Cash Flows
(Unaudited)

Three Months
Ended
July 31, 2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(15,271)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	4,621
Cash used in operating activities	(10,650)

CASH FLOWS FROM FINANCING ACTIVITIES
Common shares issued for cash	3,000
Cash provided by financing activities	3,000

Net change in cash	(7,650)

CASH, BEGINNING OF PERIOD	12,970

CASH, END OF PERIOD	$5,320

SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid	$-
Income taxes paid	$-

The accompanying notes are an integral part of these financial statements.

KIRIN CORP.
Notes to Financial Statements
July 31, 2015
(Unaudited)

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

KIRIN CORP. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on March 19, 2015.  The Company intends to design, market and distribute wearable technologies of which they will begin with marketing a product line of smart watches in the United States and Europe. The Company’s fiscal year end is April 30.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Financial Statements and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The Financial Statements have been prepared using the accrual basis of accounting in accordance with Generally Accepted Accounting Principles (“GAAP”) of the United States.

The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information regarding the Company's significant accounting policies, refer to the audited financial statements and footnotes for the year ended April 30, 2015 contained in the Company’s form S-1/A filed on August 5, 2015. The financial statements are stated in United States dollars.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates. The Company’s periodic filings with the Securities and Exchange Commission include, where applicable, disclosures of estimates, assumptions, uncertainties and markets that could affect the financial statements and future operations of the Company.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued. The Company's management believes that these recent pronouncements will not have a material effect on the Company's financial statements.

NOTE 3 -   CAPITAL STOCK

Preferred Stock

The Company has authorized 100,000,000 preferred shares with a par value of $0.00001 per share. As at July 31, 2015 and April 30, 2015, the Company had no preferred shares issued and outstanding.

Common Stock

The Company has authorized 100,000,000 common shares with a par value of $0.00001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

During March 19, 2015 (inception) to April 30, 2015, the Company issued 13,000,000 common shares to its sole officer for $13,000 cash.

During the three months ended July 31, 2015, the Company issued 3,000,000 common shares to its sole officer for $3,000.

As at July 31, 2015 and April 30, 2015, the Company had 16,000,000 and 13,000,000 shares issued and outstanding, respectively.

Other Dilutive Securities

The Company has no stock option plan, warrants or other dilutive securities.

NOTE 4 -GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company has earned no revenues since inception. As at July 31, 2015, the Company has working capital of $199 and an accumulated deficit of $15,801. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending April 30, 2016.

The ability of the Company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of its business plan.  In response to these problems, management intends to raise additional funds through public or private placement offerings.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 5 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were issued. Except the disclosure above, based on our evaluation no other events have occurred that require disclosure.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words "believes," "project," "expects," "anticipates," "estimates," "intends," "strategy," "plan," "may," "will," "would," "will be," "will continue," "will likely result," and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Company Overview
We were incorporated on March 19, 2015 under the laws of the State of Nevada.  We are a start-up company and plan to market and distribute our products for the rapidly emerging wearable technology market.  Our primary strategic focus will be to market and distribute our smartwatch product line in India, USA, Canada, and Europe . We anticipate that a large portion of our future sales will be carried through our website "Kirinwearables.com," which intends to serve as a multipurpose marketplace for the selling of our wearable technology devices, and related goods. We also plan to sell our products, once developed, to wholesalers and retailers.
On July 31, 2015, we entered into a two year Distribution Agreement with Shenzhen Iqi Technology Co., Ltd. ("Shenzhen").  Shenzhen has agreed to allow us a non-exclusive right to brand, market and distribute their manufactured smart watches and wearable devices in the areas of India, USA, Canada, and Europe.  We do not have an exclusive agreement.  We also have a quota on the amount of merchandise we have to purchase and we could lose the contract if we are unable to do so.  The quantities, prices and shipments of the systems stated in the agreement are to be confirmed by invoices. We are required to front a 25% deposit prior to production with the balance of 75% due upon delivery. Shenzhen has agreed to drop ship our merchandise.
Our planned website, kirinwearables.com, is in the development stage. We have only recently begun operations, have no sales or revenues, and therefore rely upon raising capital to fund our operations. We have a going concern uncertainty as of the date of our most recent financial statements.
We intend to meet our cash requirements for the next 12 months through a combination of debt financing and equity financing. We currently do not have any arrangements or commitments in place for financings and there is no assurance that we will be successful in completing any such financings on terms that will be acceptable to us.
We registered 15,000,000 shares of our common stock at $0.008 per share. We hope to raise proceeds of $120,000 from our offering. If we are not able to raise the full $120,000 budget that we require to implement our business plan as anticipated, we will scale our business development in line with available capital. Our primary priority will be to retain our reporting status with the SEC which means that we will first ensure that we have sufficient capital to cover our corporate, legal and accounting expenses. We will likely not expend funds on the remainder of our planned activities unless we have the required capital.

Estimated Expenses for the Next Twelve Months

Months 1-3

We initially intended to develop our own products, but that is no longer the case. Having its own factory, R&D team and all kinds of advanced machineries, Shenzhen, our contract manufacturer, provides its customers with one-stop services covering every aspect from R&D, marketing support, to order processing and after-sale. Since Shenzhen has already designed smart watches and other wearables and continues to develop new styles with new functions, we will no longer look at designing and developing our own products.  We plan to just order manufactured products which will be made and designed by the manufacturer under our own private label.

We plan to purchase samples and work with our manufacturer to brand the merchandise.

We also plan to apply resources to develop our website to have E-commerce capabilities.

We do not plan to market the product during the initial 3 months until our product line has been established and our website has been finalized.

	50% of Offering	75% of Offering	100% of Offering
Purchase of samples	$1,000	$1,000	$1,000
Website Development	5,000	5,000	5,000
Marketing	-	-	-
General and administrative	1,000	1,750	5,000
Legal and Accounting	4,000	4,000	4,000
Total	11,000	11,750	15,000

Months 4-6

We plan to purchase some inventory enough for samples for us to be able to produce marketing materials and for us to show case the products at trade shows and to show potential retailers and wholesalers.  We plan to purchase additional samples in order to be able to ship product to customers in a timely manner in case there are any production delays.

We plan to have our e-commerce website up and ready at which time we plan to beta test to make sure that the merchant accounts and functionality of the shopping cart is functioning properly.

Once the site is operational and beta testing has been completed, we plan to begin spending marketing dollars on search engine optimization and social media as well as advertising on various e-commerce websites.

	50% of Offering	75% of Offering	100% of Offering
Purchase of samples	$3,000	$6,000	$6,000
Website Development	5,000	5,000	5,000
Marketing	4,000	7,000	13,000
General and administrative	1,000	1,750	5,000
Legal and Accounting	4,000	4,000	4,000
Total	17,000	23,750	33,000

Months 7-9

During the 3rd quarter we plan on increasing our marketing budget in order to increase sales.  We expect that marketing will again be focused on online sales as well as showcasing our products at Trade Shows.

We plan to hire one sales and marketing individual located in India to start our online marketing and E-Commerce strategy.  Online marketing will include search engine optimization, social media marketing, blogging and we intend to implement a number of marketing initiatives including reviews, and attending tradeshows.  The costs for this sales and marketing individual will be approximately $1,500 months for a six month contract.

 We plan to also increase our inventory to make sure we are able to fulfil orders in a timely manner.

During this quarter we plan to be using our fulfilment center and monitoring it to make sure that it is operational and any issues have been addressed to make sure customers are receiving their products on time.

	50% of Offering	75% of Offering	100% of Offering
Purchase of samples	$6,000	$12,000	$12,000
Website Development	-	-	-
Marketing	-	8,000	14,000
General and administrative	1,000	1,750	5,000
Legal and Accounting	4,000	4,000	4,000
Total	11,000	25,750	35,000

Months 10-12

During the 4th quarter we hope that our sales and online marketing strategy has been successful. We plan to continue to market and advertise online thus we will continue with a steady marketing program.

	50% of Offering	75% of Offering	100% of Offering
Purchase of samples	$1,000	$3,000	$3,000
Website Development	1,000	1,000	1,000
Marketing	-	5,000	10,000
General and administrative	1,000	1,750	5,000
Legal and Accounting	4,000	4,000,	4,000
Total	7,000	14,750	23,000

Our cash position of $5,320 as of July 31, 2015 of report will be used for working capital.  If we are not able to raise the full $120,000 to implement our business plan as anticipated, we will scale our business development in line with available capital.  Our primary priority will be to retain our reporting status with the SEC, estimated at $16,000 for the next 12 months, which means that we will first ensure that we have sufficient capital to cover our legal and accounting expenses.  Once these costs are accounted for, in accordance with how much financing we are able to secure, we will focus on the items listed above.

Results of operations for the three months ended July 31, 2015

We have not earned any revenues since our inception on March 19, 2015. We can provide no assurance that we will generate revenues from our smartwatches or any other product.

We incurred operating expenses in the amount of $15,271 for the three months ended July 31, 2015. Our operating expenses for the three months ended July 31, 2015 were attributable to professional fees.

We incurred a net loss in the amount of $15,271 for the three months ended July 31, 2015.  Our loss was attributable to operating expenses together with a lack of any revenues.

Liquidity and Capital Resources

As of July 31, 2015, we had current assets of $5,320. Our total current liabilities as of July 31, 2015 were $5,121. As a result, we had working capital of $199 as of July 31, 2015.
Operating activities used $10,650 in cash for the three months ended July 31, 2015. Our negative operating cash flow was mainly the result of our net loss of $15,271, offset by an increase in accounts payable and accrued liabilities of $4,621.
Financing activities provided $3,000 in cash for the three months ended July 31, 2015. Our positive financing cash flow was a result of issuing shares of our common stock.

We will require a cash injection of $120,000 to achieve our operating plan. We believe that the capital we plan to raise will be sufficient to cover the operating expenses for the first twelve months. There can be no assurance, however, that we will be successful in raising additional funding. If we are not able to secure additional funding, the implementation of our business plan will be impaired. There can be no assurance that such additional financing will be available to us on acceptable terms or at all.

Off Balance Sheet Arrangements

As of July 31, 2015, there were no off balance sheet arrangements.

Going Concern
We have earned no revenues since inception. As at July 31, 2015, we have working capital of $199 and an accumulated deficit of $15,801. We intend to fund operations through equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital and other cash requirements for the year ending April 30, 2016.
Our ability to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of its business plan.  In response to these problems, management intends to raise additional funds through public or private placement offerings.
These factors, among others, raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of July 31, 2015. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 31, 2015, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of July 31, 2015, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.
Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting
Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending April 30, 2016: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.
We are unable to remedy our controls related to the inadequate segregation of duties and ineffective risk management until we receive financing to hire additional employees.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended July 31, 2015 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error.   Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended July 31, 2015, the Company issued 3,000,000 common shares to its sole officer for $3,000. These shares were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 2015 formatted in Extensible Business Reporting Language (XBRL).
**Provided herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kirin Corp.

Date: September 18, 2015
By: /s/Rachel Samuel Name: Rachel Samuel
Title: Chief Executive Officer and Director